Form 10QSB
period 2000-09-30
NOVAMEX USA LTD
filed 2001-05-09
CIK 1117705

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
 September 30, 2000                                          0-30935

                              NOVAMEX USA LTD.
           (Exact name of registrant as specified in its charter)

                                   OREGON
       (State or other jurisdiction of incorporation or organization)

                                 98-0198290
                    (I.R.S. Employer Identification No.)

                         360 rue Franquet, Suite 10
                         Sainte-Foy, Quebec, Canada
                  (Address of principal executive offices)

                               (418) 652-9001
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X   No
          ----          ----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

             Common stock, par value $.001; 10,500,000 shares
                      outstanding as of April 30, 2001

PART I - FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                      NOVAMEX USA LTD AND SUBSIDIARIES              Page 2
                       (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
                CONSOLIDATED BALANCE SHEET (in U.S. dollars)
--------------------------------------------------------------------------

                                                          September 30,
                                                   ------------------------
                                                       2000        1999
                                                   ----------- -----------
CURRENT ASSETS
  Cash                                             $    5,711  $    6,572
  Accounts receivable                                  18,964       3,436
  Research and development tax credits receivable       5,611        -
  Prepaid expenses                                        482      10,024
                                                   ----------- -----------
                                                       30,768      20,032

DEFERRED INCOME TAXES                                   -          27,047
EQUIPMENT- net of amortization                         19,325         501
INTANGIBLE ASSETS
  Proprietary technology                                    1           1
                                                   ----------- -----------
                                                   $   50,094  $   47,581
                                                   =========== ===========
                                LIABILITIES
CURRENT LIABILITIES
  Bank loan                                       $      -     $   10,163
  Accounts payable and accrued liabilities            288,339      81,508
  Due to related company non-interest bearing
   and without specific methods of repayments            -         13,299
  Due to directors non-interest bearing
   and without specific methods of repayments            -         27,330
  Due to an individual, non-interest bearing
   and without specific methods of repayment           64,253      22,181
                                                   ----------- -----------
                                                      352,592     154,481

DEFERRED INCOME TAXES                                   3,578        -
                                                   ----------- -----------
                                                      356,170     154,481
                            DEFICIENCY IN ASSETS
CAPITAL STOCK
  100,000,000 common stock, without par value
  Issued and paid:
   10,500,000 shares                                      332         332
   1,000,000 preferred stock, $0.10
    par value no shares outstanding                      -           -
                                                   ----------- -----------
                                                          332         332

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE     (306,701)   (105,328)
OTHER COMPREHENSIVE INCOME                                295      (1,904)
                                                   ----------- -----------
                                                   $ (306,076) $ (106,900)
                                                   ----------- -----------
                                                   $   50,094  $   47,581
                                                   =========== ===========

                       NOVAMEX USA LTD AND SUBSIDIARY               Page 3
                       (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
       CONSOLIDATED STATEMENT OF INCOME AND DEFICIT (in U.S. dollars)
--------------------------------------------------------------------------

                                                  Three months period ended
                                                          September 30,
                                                   ------------------------
                                                     2000        1999
                                                   ----------- -----------
                                                    (3 months)  (3 months)

EXPENSES
  Operating                                        $   16,704  $    2,962
  Selling                                                -          3,689
  Administrative                                        9,285         932
  Financial                                               101       1,244
  Loss (gain) on foreign exchange                      (2,819)       (121)
                                                   ----------- -----------
                                                       23,271       8,706

LESS revenues realized during development stage         4,642        -
                                                   ----------- -----------

LOSS BEFORE INCOME TAXES                               18,629       8,706

INCOME TAXES
  Deferred                                               -         (1,346)
                                                   ----------- -----------
NET LOSS                                               18,629       7,360

DEFICIT AT BEGINNING OF PERIOD                        288,072      97,968
                                                   ----------- -----------
DEFICIT AT END OF PERIOD                           $  306,701  $  105,328
                                                   =========== ===========

PER SHARE

  Loss per common share                                 0.002       0.001
                                                   =========== ===========
  Weighted average shares of common
   shares outstanding                              10,500,000  10,500,000
                                                   =========== ===========

                       NOVAMEX USA LTD AND SUBSIDIARY               Page 4
                       (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
           CONSOLIDATED STATEMENT OF CASH FLOWS (in U.S. dollars)
--------------------------------------------------------------------------

                                                 Three months period ended
                                                         September 30,
                                                   ------------------------
                                                       2000        1999
                                                   ----------- -----------
                                                   (3 months)  (3 months)
CASH PROVIDED BY (USED IN)

  OPERATIONS

   Net loss                                        $  (18,629) $   (7,360)

  Items not involving cash
   Adjustments to reconcile loss to net
    cash used in operating activities
   Amortization                                         1,032        -
   Deferred income taxes                                 -         (1,346)
                                                   ----------- -----------
                                                      (17,597)     (8,706)
  Change in non cash operating working capital:
   Accounts receivable                                  7,036        (523)
   Income taxes receivable                               -            101
   Prepaid expenses                                       496          89
   Accounts payable and accrued liabilities             1,671         727
   Research and development tax credits receivable         87        -
   Advances from a related company                       -           (119)
   Advances from directors                               -           (947)
   Advances from an individual                           (994)      2,558
                                                   ----------- -----------
    Net cash used in operating activities              (9,301)     (6,820)
                                                   ----------- -----------
INVESTING
  Additions of equipment                                 -           (501)
                                                   ----------- -----------
    Net cash used in investing activities                -           (501)
                                                   ----------- -----------
CASH INCREASE (DECREASE)                               (9,301)     (7,321)

CURRENCY TRANSLATION ADJUSTMENT ON CASH                 2,083         927

CASH AT BEGINNING OF PERIOD                            12,929       2,803
                                                   ----------- -----------
CASH (DEFICIENCY) AT END OF PERIOD                 $    5,711  $   (3,591)
                                                   =========== ===========
CASH (DEFICIENCY) CONSIST OF:
  Cash                                             $    5,711  $    6,572
  Bank Loan                                              -        (10,163)
                                                   ----------- -----------
                                                   $    5,711  $   (3,591)
                                                   =========== ===========


                       NOVAMEX USA LTD AND SUBSIDIARY                Page 5
                       (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
   CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME (in U.S. dollars)
--------------------------------------------------------------------------

                                     ASSETS

                                                          September 30,
                                                   ------------------------
                                                       2000        1999
                                                   ----------- -----------

  BALANCE AT BEGINNING OF PERIOD                   $   (1,546) $   (2,626)

  EFFECT OF TRANSLATION DURING PERIOD                   1,839        (722)
                                                   ----------- -----------
  BALANCE AT END OF PERIOD                         $      295  $   (1,904)
                                                   =========== ===========




                       NOVAMEX USA LTD AND SUBSIDIARY               Page 6
                       (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
              CONSOLIDATED OPERATING, SELLING, ADMINISTRATIVE
                  AND FINANCIAL EXPENSES (in U.S. Dollars)
--------------------------------------------------------------------------

                                                 Three months period ended
                                                         September 30,
                                                   ------------------------
                                                      2000        1999
                                                   ----------- -----------
                                                    (3 months)  (3 months)
OPERATION EXPENSES

  Amortization                                     $      988  $     -
  Taxes and permits                                       494         105
  Rent                                                  2,108        -
  Salaries and fringe benefits                          9,544         632
  Materials                                             5,629         175
  Subcontracts                                             80       2,050
                                                   ----------- -----------
                                                       18,843       2,962
  Grants                                               (2,139)       -
                                                   ----------- -----------
                                                   $   16,704  $    2,962
                                                   =========== ===========

SELLING EXPENSES

  Advertising and promotion                        $     -     $      293
  Traveling                                              -          3,396
                                                   ----------- -----------
                                                   $     -     $    3,689
                                                   =========== ===========

ADMINISTRATIVE EXPENSES

  Amortization                                     $       44  $     -
  Office expenses                                         698         584
  Professional fees                                     8,137        -
  Registration and trustee fees                           406         348
                                                   ----------- -----------
                                                   $    9,285  $      932
                                                   =========== ===========

FINANCIAL EXPENSES

  Interest and bank charges                        $      101  $    1,244
                                                   =========== ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

General
-------
     Novamex USA Ltd. (the "Company"), was originally incorporated in the state of Oregon on February 12, 1991 under the name International Business Development Ltd. The Company was organized and authorized to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on June 23, 1998, changing its name to Novamex USA Ltd. The Company has had limited revenues and is considered to be a "development stage company."

     The Company operates in the biotechnology industry. The Company develops and manufactures detection kits mainly to non-clinical industry segments including the agri-food and veterinary segments. Non-clinical methods of testing and detection include those that are not intended to be used for establishing a clinical diagnosis. These non-clinical methods are usually used in house for self control purposes and are most prominently used in the food industry to better control microbial contamination during
processing.   To be useful, however, these methods must meet acceptable
performance criteria.

     The Company uses antigen-antibody reaction technology and employ rapid diagnostic methods in their detection tests. The Company has developed unique testing methods in which any detectible reaction takes place entirely inside a plastic cassette. Their tests also have other benefits of the rapid diagnostic methods such as no incubation or washing steps. Tests developed by the Company produce results in approximately fifteen minutes.

     Test results are read visually using a colorimetric reaction. Moreover, these methods do not need any sophisticated equipment and may be carried out as field tests by workers having no laboratory training. The average cost for a test is between U.S. $4.50 and $7 per sample. The Company has developed timely, affordable tests that do not compromise accuracy. The Company's evaluation results have established 99.4% accuracy rating on many its detection tests, although such accuracy ratings have been established by the Company in its controlled environment.

     The tests have a shelf life of approximately 14 months when stored at four degrees Celsius (4 degrees C). Each test uses enzymes or colored particles coupled with specific antibodies. Any reaction between antibodies and antigens are revealed by adding a chromogenic substance (pigment producing micro-organism) to the sample. If a reaction has taken place, or in other words the test is positive, the test will yield a blue color that is visible to the naked eye.



                                     7

     The general hygiene kit is the only test kit currently commercialized and it has produced limited revenue since September of 1999. This kit does not require any special equipment and can be performed by anyone with minimal training. These tests have advantages over other popular hygiene tests that are often costly, difficult to interpret and may give variable or inconsistent results. This test currently represents the largest source of revenue for the Company. The Company is currently developing approximately six other test kits and has plans to research and develop three additional kits.

Liquidity and Capital Resources
-------------------------------
     At September 30, 2000, the Company had cash of $5,711 on hand. The Company has limited capital resources and is substantially dependent upon sales proceeds from the Company's general hygiene test kit to meet its capital requirements. Sales from the hygiene test kit are the only source of revenue and currently will not provide sufficient capital through the development stage. As a result, the Company may need to seek additional capital through traditional bank loans, a private offering of common stock or another form of debt or equity financing. If the Company is not successful in raising sufficient capital through any of the aforementioned options, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.

Results of Operations
---------------------
     Comparison of the three months ended September 30, 2000 and the three months ended September 30, 1999.

     During the first three months of fiscal 2000, the Company's net cash used in operations was $9,301 compared to cash used in operations of $6,820 during the first three months of fiscal 1999. The first quarter 2000 operating activities cash utilization increase is primarily the result of an operating loss of ($18,629) compared to an operating loss of ($7,360) for the three months ended September 30, 1999.

     Accounts receivable increased to $18,964 in the first quarter of 2000 compared to $3,436 in the same quarter of 1999. The Company realized revenues in the amount of $4,642 in the first quarter of fiscal 2000 compared to no revenues in the same quarter of 1999. The accounts receivable increase and all revenue realized was generated from sales of the Company's general hygiene test kit. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts.

     Administrative expenses increased from $932 in 1999 to $9,285 for the first quarter of 2000 while operating expenses increased to $16,704 in the first quarter 2000 compared to $2,962 in the same quarter of 1999. The total deficit from inception through the end of the first quarter of 2000 was $306,701 compared to $105,328 for the same period in 1999. These increases were due to accelerated efforts in research and development activities.



                                     8

     Professional fees increased to $8,137 in the quarter ended September 30, 2000 from $-0- in the quarter ended September 30, 1999 and accounts payable increased dramatically from $81,508 in the first quarter of 1999 to $288,339 by the end of the first quarter in 2000. These increases were due to the increased use of outside professionals for the implementation of the Company's business plan. The Company expects all of the trends reported herein to continue at a similar pace through the next twelve months.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     Since the Company's last report for the year ended June 30, 2000, the Company has not issued or sold any securities which are not registered under the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:
               None.


                                     9

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Novamex USA, Ltd.

May 4, 2001                        By: /s/ Ronald Simard
                                   --------------------------
                                   President


May 4, 2001                        By: Ismail Fliss
                                   --------------------------
                                   Secretary

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Novamex USA, Ltd.


                                   May 4, 2001                        By:
                                      ------------------------------
                                   President


                                   May 4, 2001                        By:
                                      ------------------------------
                                   Secretary