Form 10QSB
period 2000-12-31
NOVAMEX USA LTD
filed 2001-05-09
CIK 1117705

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  December 31, 2000                                          0-30935

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

     Common stock, par value $.001; 10,500,000 shares outstanding as of April 30, 2001.


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

                                   ASSETS
                                                           December 31,
                                                      ---------------------
                                                        2000        1999
                                                     ----------  ----------
CURRENT ASSETS
  Cash                                              $      817   $   4,245
  Accounts receivable                                   13,452       9,351
  Research and development tax credit receivable         5,809        -
  Prepaid expenses                                        -         10,234
                                                     ----------  ----------
                                                        20,078      23,830

DEFERRED INCOME TAXES                                     -         30,911
EQUIPMENT - net of amortization                         18,357       1,079
INTANGIBLE ASSET
  Proprietary technology                                     1           1
                                                     ----------  ----------
                                                     $  38,436   $  55,821
                                                     ==========  ==========
                                LIABILITIES
CURRENT LIABILITIES
  Bank loan                                          $    -      $  20,751
  Accounts payable and accrued liabilities             307,100      92,423
                                                     ----------  ----------
                                                       307,100     113,174
  Due to a related company non-interest bearing
   and without specific methods of repayments        $    -      $  13,578
  Due to directors non-interest bearing
   and without specific methods of repayment              -         27,509
  Due to an individual, non-interest bearing
   and without specific methods of repayment            64,425      28,933
                                                     ----------  ----------
                                                       371,525     183,194

DEFERRED INCOME TAXES                                    3,587        -
                            DEFICIENCY IN ASSETS
CAPITAL STOCK
  100,000,000 common stock, without par value
  Issued and paid:
   10,500,000 shares                                       332         332
   1,000,000 preferred stock, $0.10 par value,
     no shares outstanding                                -           -
                                                     ----------  ----------
                                                           332         332
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (336,691)   (123,491)

OTHER COMPREHENSIVE INCOME                                (317)     (4,214)
                                                     ----------  ----------
                                                      (336,676)   (127,373)
                                                     ----------  ----------
                                                     $  38,436   $  55,821
                                                     ==========  ==========

                      NOVAMEX USA LTD AND SUBSIDIARIES              Page 3
                       (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF INCOME AND DEFICIT (in U.S. dollars)
--------------------------------------------------------------------------
                         Period ending December 31
--------------------------------------------------------------------------

                                           2000                   1999
                              ------------------------  ------------------------
                                (3 months)   (6 months)  (3 months)   (6 months)

EXPENSES
  Operating                    $   13,146  $    29,850  $   17,832  $    20,794
  Selling                             286          286       1,772        5,461
  Administrative                   16,647       25,932       5,604        6,536
  Financial                           674          775       1,175        2,419
  Loss (gain) on foreign
   exchange                           799       (2,020)        203           82
                               -----------  ----------- -----------  -----------
                                   31,552       54,823      26,586       35,292
LESS revenue realized during
development stage                   1,562        6,204       5,176        5,176
                               -----------  ----------- -----------  -----------

LOSS BEFORE INCOME TAXES           29,990       48,619      21,410       30,116

INCOME TAXES
  Deferred                           -            -         (3,247)      (4,593)
                               -----------  ----------- -----------  -----------
NET LOSS                           29,990       48,619      18,163       25,523

DEFICIT AT BEGINNING OF PERIOD    306,701      288,072     105,328       97,968
                               -----------  ----------- -----------  -----------
DEFICIT AT END OF PERIOD       $  336,691   $  336,691  $  123,491   $  123,491
                               ===========  =========== ===========  ===========
PER SHARE

Loss per common share               0.003        0.005       0.002        0.002
                               -----------  ----------- -----------  -----------
Weighted average number of
common shares outstanding      10,500,000   10,500,000  10,500,000   10,500,000
                               ===========  =========== ===========  ===========

                       NOVAMEX USA LTD AND SUBSIDIARY               Page 4
                       (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CASH FLOWS (in U.S. dollars)
--------------------------------------------------------------------------
                         Period ending December 31
--------------------------------------------------------------------------

                                           2000                   1999
                              ------------------------  ------------------------
                                (3 months)   (6 months)  (3 months)   (6 months)
CASH PROVIDED BY (USED) IN

OPERATIONS

  Net Loss                    $   (29,990) $   (48,619)$   (18,163) $   (25,523)

  Items no involving cash
   Amortization                     1,001        2,033        -            -
   Deferred income taxes             -            -         (3,247)      (4,593)
                               -----------  ----------- -----------  -----------
Change in non cash operating
working capital:
  Accounts receivable               5,512       12,548      (5,915)      (6,438)
  Income taxes receivable            -            -           -             101
  Prepaid expenses                    482          978        (210)        (121)
  Accounts payable and
   accrued liabilities             18,761       20,432      10,915       11,642
  Research and development
   tax credits receivable            (198)        (111)       -            -
  Advances from related company      -            -            279          160
  Advances from directors            -            -            179         (768)
  Advances from an individual         172         (822)      6,752        9,310
                               -----------  ----------- -----------  -----------
Net cash used in operating
activities                         (4,260)     (13,561)     (9,410)     (16,230)
                               -----------  ----------- -----------  -----------

INVESTING
  Additions of equipment             -            -           (567)      (1,068)
                               -----------  ----------- -----------  -----------
Net cash used in investing
activities                           -            -           (567)      (1,068)
                               -----------  ----------- -----------  -----------

CASH INCREASE (DECREASE)           (4,260)     (13,561)     (9,977)     (17,298)

CURRENCY TRANSLATION ADJUSTMENT
ON CASH                              (634)       1,449      (2,938)      (2,011)
                               -----------  ----------- -----------  -----------
CASH AT BEGINNING OF PERIOD         5,711       12,929      (3,591)       2,803
                               -----------  ----------- -----------  -----------
CASH (DEFICIENCY) AT END OF
PERIOD                         $      817   $      817  $  (16,506)  $  (16,506)
                               ===========  =========== ===========  ===========
CASH (DEFICIENCY) CONSIST OF:
  Cash                         $      817   $      817  $    4,245   $    4,245
  Bank loan                          -            -        (20,751)     (20,751)
                               -----------  ----------- -----------  -----------
                               $      817   $      817  $  (16,506)  $  (16,506)
                               ===========  =========== ===========  ===========

                       NOVAMEX USA LTD AND SUBSDIARY                Page 5
                       (A DEVELOPMENT STAGE COMPANY)

         STATEMENT OF OTHER COMPREHENSIVE INCOME (in U.S. dollars)
--------------------------------------------------------------------------
                         Period ending December 31
--------------------------------------------------------------------------

                                           2000                   1999
                              ------------------------  ------------------------
                                (3 months)   (6 months)  (3 months)   (6 months)

Balance at beginning
of period                     $       295  $    (1,546) $   (1,904) $    (2,626)

Effect of translation
during period                        (612)       1,229      (2,310)      (1,588)
                               -----------  ----------- -----------  -----------

Balance at end of period       $     (317)  $     (317) $   (4,214)  $   (4,214)
                               ===========  =========== ===========  ===========



                       NOVAMEX USA LTD AND SUBSIDIARY               Page 6
                       (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED OPERATING, SELLING, ADMINISTRATIVE AND FINANCIAL EXPENSES
                             (in U.S. dollars)
--------------------------------------------------------------------------
                         Period ending December 31
--------------------------------------------------------------------------

                                           2000                   1999
                              ------------------------  ------------------------
                                (3 months)   (6 months)  (3 months)   (6 months)
OPERATION EXPENSES

  Amortization                $       959  $     1,947  $     -     $      -
  Taxes and permits                   475          969         354          459
  Rent                              3,088        5,196         975        1,607
  Salaries and fringe benefits      8,662       18,206        -            -
  Materials                           (66)       5,563       9,704        9,879
  Subcontracts                         (2)          78       6,799        8,849
                               -----------  ----------- -----------  -----------

                               $   13,116   $   31,959  $   17,832   $   20,794

Grants                                 30       (2,109)       -            -
                               -----------  ----------- -----------  -----------
                               $   13,146   $   29,850  $   17,832   $   20,794
                               ===========  =========== ===========  ===========

SELLING EXPENSES

  Advertising and promotion    $      -     $     -     $      280   $      573
  Traveling                           286          286       1,492        4,888
                               -----------  ----------- -----------  -----------
                               $      286   $      286  $    1,772   $    5,461
                               ===========  =========== ===========  ===========

ADMINISTRATIVE EXPENSES

  Amortization                 $       42   $       86  $     -      $     -
  Office expenses                     359        1,057       1,277        1,861
  Professional Fees                16,080       24,217       4,060        4,060
  Registration and
   trustee fees                       166          572         267          615
                               -----------  ----------- -----------  -----------
                               $   16,647   $   25,932  $    5,604   $    6,536
                               ===========  =========== ===========  ===========

FINANCIAL EXPENSES
  Interest and bank
  charges                      $      674   $      775  $    1,175   $    2,419
                               ===========  =========== ===========  ===========

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

     The tests have a shelf life of approximately 14 months when stored at four degrees Celsius (4(degree mark)C). Each test uses enzymes or colored particles coupled with specific antibodies. Any reaction between antibodies and antigens are revealed by adding a chromogenic substance (pigment producing micro-organism) to the sample. If a reaction has taken place, or in other words the test is positive, the test will yield a blue color that is visible to the naked eye.


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

Liquidity and Capital Resources
-------------------------------
     At December 31, 2000, the Company had cash of $817 on hand. The Company has limited capital resources and is substantially dependent upon sales proceeds from the Company's general hygiene test kit to meet its capital requirements. Sales from the hygiene test kit are the only source of revenue and currently will not provide sufficient capital through the development stage. As a result, the Company may need to seek additional capital through traditional bank loans, a private offering of common stock or another form of debt or equity financing. If the Company is not successful in raising sufficient capital through any of the aforementioned options, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.

Results of Operations
---------------------
     Comparison of the three months ended December 31, 2000 and the three months ended December 31, 1999.

     During the second quarter of fiscal 2000, the Company's net cash used in operations was $4,260 compared to cash used in operations of $9,410 during the second quarter of fiscal 1999. The second quarter 2000 operating activities cash utilization is primarily the result of an operating loss of ($29,990) compared to an operating loss of ($18,163) for the second quarter December 31, 1999.

     The Company realized revenues in the amount of $1,562 in the second quarter of fiscal 2000 compared to $5,176 of revenue in the same quarter of 1999. The decrease in revenue realized was due to the Company's efforts to research and develop other test kits and therefore spending less time selling the general hygiene test kit. The Company does not expect this trend to continue. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts.

     Administrative expenses increased from $5,604 in 1999 to $16,647 for the second quarter of 2000 while operating expenses decreased slightly to $13,116 in the second quarter 2000 compared to $17,832 in the same quarter of 1999. The administrative and operating expenses are larger than the revenues due to the Company's accelerated efforts in research and development activities and the Company expects these expenses to stay at the current level for the next twelve months.

     Professional fees increased to $16,080 in the quarter ended December 31, 2000 from $4,060 in the same quarter in 1999. This increase is due to the increased use of outside professionals for the implementation of the Company's business plan. The Company expects these expenses to continue at a similar pace through the next twelve months.


                                     8

     Comparison of the six months ended December 31, 2000 and the six months ended December 31, 1999.

     The Company realized revenues of $6,204 from product sales for the six months ended December 31, 2000, compared to $5,176 in the same period of 1999. The Company did not have any other income, except insignificant interest from bank accounts in the first six months of fiscal 2000.

     Travel expenses of $286 in the six months ended December 31, 2000 are less than the comparable 1999 period of $4,888 by $4,602. The Company expects travel expenses to rise significantly from those recorded in the six months ended December 31, 2001. Administrative expenses increased during the first six months of fiscal 2000 to $25,932 compared to $6,536 mostly due to professional fees. The professional fees consist mainly of consulting fees which increased from $4,060 in the first six months of fiscal 1999 to $24,217 in the six months ended December 31, 2000. This increase is primarily due to the increased use of consultants to assist the Company to accomplish its business plan and the Company expects this to continue at a similar rate for the next twelve months.

     Accounts receivable increased to $13,452 at the six months ended December 31, 2000, compared to $9,351 in the same period of 1999. Accounts payable increased dramatically from $92,423 in the six months ended December 31, 1999, to $307,100 at the six months ended December 31, 2000. The increase in accounts payable is mostly due to the use of consultanting services. Finally, the increase in the total deficit from inception through the six months ending at December 31, 2000, was $336,691 compared to $123,491 for the same period in 1999.

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

Item 5.  Other Information
     None

Item 6.  Exhibits and Reports on Form 8-K
     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:
     None

                                     9
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Novamex USA, Ltd.


May 4, 2001                          By: /s/ Ronald Simard
                                     --------------------------------
                                     President


May 4, 2001                          By: Ismail Fliss
                                     -------------------------------
                                     Secretary








                                     10

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Novamex USA, Ltd.


May 4, 2001                          By:
                                        -----------------------------
                                     President


May 4, 2001                          By:
                                        -----------------------------
                                     Secretary

















                                     11