Form 10QSB/A
period 2000-09-30
NOVAMEX USA LTD
filed 2001-10-16
CIK 1117705

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                              FORM 10-QSB/A-1

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

               Yes     X  No
          -----     -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

     Common stock, par value $.001; 10,500,000 shares outstanding as of September 10, 2001

ITEM   1. FINANCIAL STATEMENTS
NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (in U.S. Dollars)
---------------------------------------------------------------------------
                    ASSETS

                                                 September 30     June 30
                                                     2000          2000
                                                 ------------  ------------
CURRENT ASSETS

  Cash                                            $    5,711    $   12,929
  Accounts receivable                                 18,964        17,952
  Advances to a related company                            -           250
  Advances to directors non-interest
   bearing and without specific terms of
   repayment                                               -         7,798
  Research and development tax credits
   receivable                                          5,611         5,698
  Prepaid expenses                                       482           978
                                                 ------------  ------------
                                                      30,768        45,605

EQUIPMENT - net of amortization                       19,325        20,656

  Proprietary technology                                   1             1
                                                 ------------  ------------
                                                 $    50,094   $    66,262
                                                 ============  ============
                    LIABILITIES
CURRENT LIABILITIES

  Accounts payable and accrued liabilities      $    288,339  $    286,668
  Due to an individual, non-interest bearing
   and without specific methods of repayment          64,251        65,246
                                                 ------------  ------------
                                                     352,590       351,914

DEFERRED INCOME TAXES                                  3,578         3,634
                                                 ------------  ------------
                                                     356,168       355,548
                    DEFICIENCY IN ASSETS
CAPITAL STOCK

  Preferred stock, $0.10 par value, 1,000,000
   shares authorized voting and participating,
   no shares outstanding:                                  -             -
  Common stock, no par value, 100,000,000
   shares authorized, voting and participating,
   10,500,000, outstanding and paid                      332           332

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE    (306,701)     (288,072)

ACCUMULATED OTHER COMPREHENSIVE INCOME                   295        (1,546)
                                                 ------------  ------------
                                                    (306,074)     (289,286)
                                                 ------------  ------------
                                                 $    50,094   $    66,262
                                                 ============  ============

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME
AND DEFICIT (in U.S. dollars)
---------------------------------------------------------------------------

                                        From July                From July
                              Three      31, 1996      Three      31, 1996
                              months   (inception)     months   (inception)
                              ended      through       ended      through
                            September   September    September   September
                               30           30          30           30
                           ------------------------------------------------
                              2000         2000        1999         1999
                          -----------  ----------- -----------  -----------
                           (3 months)               (3 months)
EXPENSES
  Operating               $   16,704   $  136,024  $    2,692   $   15,828
  Less research and
   development tax
   credits                         -       (5,698)          -            -
  Selling                          -       19,536       3,689       12,659
  Administrative               9,285      400,959         932      100,483
  Financial                      101        5,430       1,244        3,231
  Loss (gain) on
   foreign exchange           (2,819)      (3,567)       (121)         113
                          -----------  ----------- -----------  -----------
                              23,271      552,684       8,706      132,314

LESS revenues realized
  during development
  stage                        4,642      250,170           -          447
                          -----------  ----------- -----------  -----------
LOSS BEFORE INCOME TAXES      18,629      302,514       8,706      131,867

INCOME TAXES
  Current (recovered)              -          (98)          -          (98)
  Deferred                         -        4,285      (1,346)     (26,441)
                          -----------  ----------- -----------  -----------
NET LOSS                      18,629      306,701       7,360      105,328

DEFICIT AT BEGINNING
OF PERIOD                    288,072            -      97,968            -
                          -----------  ----------- -----------  -----------

DEFICIT AT END OF PERIOD  $  306,701   $  306,701  $  105,328   $  105,328
                          ===========  =========== ===========  ===========

Loss per common share          0.002         0.03       0.001         0.01
                          ===========  =========== ===========  ===========

Weighted average number
of common shares
outstanding               10,500,000   10,500,000  10,500,000   10,500,000
                          ===========  =========== ===========  ===========


NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (in U.S. dollars)
---------------------------------------------------------------------------

                                                  Three months period ended
                                                        September 30,
                                                 --------------------------
                                                     2000          1999
                                                 ------------  ------------
                                                  (3 months)    (3 months)
CASH PROVIDED BY (USED IN)

OPERATIONS

  Net loss                                         $ (18,629)     $ (7,360)

  Items not involving cash
  Adjustments to reconcile net loss to net
    cash used in operating activities
  Amortization                                         1,032             -
  Deferred income taxes                                    -        (1,346)
                                                 ------------  ------------
                                                     (17,597)       (8,706)
  Change in non cash operating working capital:
  Accounts receivable, advances to a related
    company and directors                              6,735          (539)
  Income taxes receivable                                  -            99
  Prepaid expenses                                       489             -
  Accounts payable and accrued liabilities             4,193         1,397
  Advances from directors                                  -          (686)
  Advances from an individual                           (898)        2,685
                                                 ------------  ------------
  Net cash used in operating activities               (7,078)       (5,750)
                                                 ------------  ------------
INVESTING

  Additions of equipment                                   -          (493)
                                                 ------------  ------------
  Net cash used in investing activities                    -          (493)

FINANCING

  Change in bank loan                                      -         9,992
                                                 ------------  ------------
  Net cash provided by financing activities                -         9,992
                                                 ------------  ------------
CASH INCREASE (DECREASE)                              (7,078)        3,749

CURRENCY TRANSLATION ADJUSTMENT ON CASH                 (140)           20

CASH AT BEGINNING OF PERIOD                           12,929         2,803
                                                 ------------  ------------
CASH AT END OF PERIOD                            $     5,711   $     6,572
                                                 ============  ============



NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OTHER
COMPREHENSIVE INCOME (in U.S. dollars)
---------------------------------------------------------------------------

                                                        September 30,
                                                 --------------------------
                                                     2000          1999
                                                 ------------  ------------
                                                  (3 months)    (3 months)

BALANCE AT BEGINNING OF PERIOD                      $ (1,546)     $ (2,626)

EFFECT OF TRANSLATION DURING PERIOD                    1,841           722
                                                 ------------  ------------
BALANCE AT END OF PERIOD                         $       295   $    (1,904)
                                                 ============  ============




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

     Test results are read visually using a colorimetric reaction. Moreover, these methods do not need any sophisticated equipment and may be carried out as field tests by workers having no laboratory training. The average cost for a test is between U.S. $4.50 and $7 per sample. The Company has developed timely, affordable tests that do not compromise accuracy. The Company's evaluation results have established 99.4% accuracy rating on many of its detection tests, although such accuracy ratings have been established by the Company in its controlled environment.

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

     During the first three months of fiscal 2000, the Company's net cash used in operations was $7,078 compared to cash used in operations of $5,570 during the first three months of fiscal 1999. The first quarter 2000 operating activities cash utilization increase is primarily the result of an operating loss of $18,629 compared to an operating loss of $7,360 for the three months ended September 30, 1999.

     Accounts receivable increased to $18,964 in the first quarter of 2000 compared to $17,952 in the same quarter of 1999. The Company realized revenues in the amount of $4,642 in the first quarter of fiscal 2000 compared to no revenues in the same quarter of 1999. The accounts receivable increase and all revenue realized was generated from sales of the Company's general hygiene test kit. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts.

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

                                   Novamex USA, Ltd.

September 10, 2001                 By: /s/ Karim Menassa
                                   --------------------------------
                                   President


September 10, 2001                 By: Jean-Francois Welch
                                   -------------------------------
                                   Secretary