Form 10QSB/A
period 2000-12-31
NOVAMEX USA LTD
filed 2001-10-17
CIK 1117705

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

Common stock, par value $.001; 10,500,000 shares outstanding as of September 10, 2001.
ITEM 1.  FINANCIAL STATEMENTS

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (in U.S. dollars)
---------------------------------------------------------------------------

                    ASSETS
                                                  December 31      June 30
                                                        2000        2000
                                                 ------------  ------------
CURRENT ASSETS
  Cash                                           $       817   $    12,929
  Accounts receivable                                 13,452        17,952
  Advances to a related company                            -           250
  Advances to directors non-interest
   bearing and without specific terms of
   repayment                                               -         7,798
  Research and development tax credit
   receivable                                          5,809         5,698
  Prepaid expenses                                         -           978
                                                 ------------  ------------
                                                      20,078        45,605

EQUIPMENT - net of amortization                       18,357        20,656

  Proprietary technology                                   1             1
                                                 ------------  ------------
                                                 $    38,436   $    66,262
                                                 ============  ============
                                LIABILITIES
CURRENT LIABILITIES

  Accounts payable and accrued liabilities       $   307,100   $   286,668

  Due to an individual, non-interest bearing
   and without specific methods of repayment          64,425        65,246
                                                 ------------  ------------
                                                     371,525       351,914

DEFERRED INCOME TAXES                                  3,587         3,634
                                                 ------------  ------------
                                                     375,112       355,548
                    DEFICIENCY IN ASSETS
CAPITAL STOCK

  Preferred stock, $0.10 par value, 1,000,000
   shares authorized voting and participating,
   no shares outstanding:                                  -             -
   Common stock, no par value, 100,000,000
    shares authorized, voting and participating,
    10,500,000 issued, outstanding and paid              332           332

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE    (336,691)     (288,072)

ACCUMULATED OTHER COMPREHENSIVE INCOME                  (317)       (1,546)
                                                 ------------  ------------
                                                    (336,676)     (289,286)
                                                 ------------  ------------
                                                 $    38,436   $    66,262
                                                 ============  ============

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME AND DEFICIT
(in U.S. dollars)
Period ending December 31
---------------------------------------------------------------------------

                                            From                              From
                                          July 31,                          July 31,
                                            1996                              1996
                                        (inception)                       (inception)
                                          through                           through
                                          December                          December
                            2000          31, 2000          1999            31, 1999
                  (3 months)  (6 months)            (3 months) (6 months)
                  ----------  ---------- ---------- ---------- ----------  ----------
EXPENSES
  Operating       $  13,146   $  29,850  $ 149,170  $  17,832  $  20,794   $  33,660
  Less research
   and development
   tax credits            -           -     (5,698)         -          -           -
  Selling               286         286     19,822      1,772      5,461      14,431
  Administrative     16,647      25,932    417,606      5,604      6,536     106,087
  Financial             674         775      6,104      1,175      2,419       4,406
  Loss (gain)
   on foreign
   exchange             799      (2,020)    (2,768)       203         82         316
                  ----------  ---------- ---------- ---------- ----------  ----------
                     31,552      54,823    584,236     26,586     35,292     158,900

LESS revenues
  realized
  during
  development
  stage               1,562       6,204    251,732      5,176      5,176       5,623
                  ----------  ---------- ---------- ---------- ----------  ----------
                     29,990      48,619    332,504     21,410     30,116     153,277
INCOME TAXES
  Current
   (recovered)            -           -        (98)         -          -         (98)
  Deferred                -           -      4,285     (3,247)    (4,593)    (29,688)
                  ----------  ---------- ---------- ---------- ----------  ----------
NET LOSS             29,990      48,619    336,691     18,163     25,523     123,491

DEFICIT AT
  BEGINNING
  OF PERIOD         306,701     288,072          -    105,328     97,968           -
                  ----------  ---------- ---------- ---------- ----------  ----------
DEFICIT AT
  END OF PERIOD   $ 336,691   $ 336,691  $ 336,691  $ 123,491  $ 123,491   $ 123,491

PER SHARE

Loss per
 common share         0.003       0.005       0.03      0.002      0.002        0.01

Weighted average
 number of common
 shares
 outstanding     10,500,000  10,500,000 10,500,000 10,500,000 10,500,000  10,500,000

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
Period ending December 31
---------------------------------------------------------------------------

                                       2000                  1999
                               --------------------- ----------------------
                               (3 months) (6 months) (3 months)  (6 months)
                               ---------- ---------- ----------  ----------
CASH PROVIDED BY (USED IN)

OPERATIONS
  Net loss                     $ (29,990) $ (48,619) $ (18,163)  $ (25,523)
  Items not involving cash
   Amortization                    1,001      2,033          -           -
   Deferred income taxes               -          -     (3,247)     (4,593)
                               ---------- ---------- ----------  ----------
                                 (28,989)   (46,586)   (21,410)    (30,116)
Change in non cash operating
working capital:
  Accounts receivable,
   advances to a related
   company and directors           5,468     12,185     (5,737)     (6,264)
  Income taxes receivable              -          -          -         100
  Prepaid expenses                   475        964          -           -
  Accounts payable and
   accrued liabilities            18,080     22,467      9,172      10,573
  Research and development
   tax credits receivable           (180)      (183)         -           -
  Advances from directors              -          -       (387)     (1,082)
  Advances from an individual        155       (743)     6,172       8,873
                               ---------- ---------- ----------  ----------
Net cash used in operating
activities                        (4,991)   (11,896)   (12,190)    (17,916)
                               ---------- ---------- ----------  ----------
INVESTING
  Additions of equipment               -          -       (557)     (1,056)
                               ---------- ---------- ----------  ----------
Net cash used in investing
activities                             -          -       (557)     (1,056)
                               ---------- ---------- ----------  ----------
FINANCING
 Change in bank loan                   -          -     10,186      20,299
                               ---------- ---------- ----------  ----------
Net cash provided by
financing activities                   -          -     10,186      20,299
                               ---------- ---------- ----------  ----------
CASH INCREASE (DECREASE)          (4,991)   (11,896)    (2,561)      1,327

CURRENCY TRANSLATION
 ADJUSTMENT ON CASH                   97       (216)       234         115

CASH AT BEGINNING OF PERIOD        5,711     12,929      6,572       2,803
                               ---------- ---------- ----------  ----------
CASH AT END OF PERIOD          $     817  $     817  $   4,245   $   4,245
                               ========== ========== ==========  ==========

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
STATEMENT OF OTHER COMPREHENSIVE
INCOME (in U.S. dollars)
---------------------------------------------------------------------------
Period ending December 31

                                       2000                   1999
                               --------------------- ----------------------
                               (3 months) (6 months) (3 months)  (6 months)
                               ---------- ---------- ----------  ----------

Balance at beginning
  of period                    $     295  $  (1,546) $  (1,904)  $  (2,626)

Effect of translation
  during period                     (612)     1,229     (2,310)     (1,588)
                               ---------- ---------- ----------  ----------
Balance at end of period       $    (317) $    (317) $  (4,214)  $  (4,214)
                               ========== ========== ==========  ==========

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

     The tests have a shelf life of approximately 14 months when stored at four degrees Celsius (4 C). Each test uses enzymes or colored particles coupled with specific antibodies. Any reaction between antibodies and antigens are revealed by adding a chromogenic substance (pigment producing micro-organism) to the sample. If a reaction has taken place, or in other words the test is positive, the test will yield a blue color that is visible to the naked eye.

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

     During the second quarter of fiscal 2000, the Company's net cash used in operations was $4,991 compared to $12,190 during the second quarter of fiscal 1999 the decrease is mostly due to the change in accounts receivable and advances to a related company. There has also been an increase in the second quarter 2000 operating loss of $29,990 compared to an operating loss of $18,163 for the second quarter ending December 31, 1999 due to increased research and development efforts.

     The Company realized revenues in the amount of $1,562 in the second quarter of fiscal 2000 compared to $5,176 of revenue in the same quarter of 1999. The decrease in revenue realized was due to the Company's increased efforts to research and develop test kits and corresponding decrease in efforts to market and sell. The Company does expect this trend to continue. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts.



     Operating expenses decreased slightly to $13,146 in the second quarter 2000 compared to $17,832 in the same quarter of 1999. The operating expenses are larger than the revenues due to the Company's accelerated efforts in research and development activities and the Company expects these expenses to stay at the current level or increase for the next twelve months.


     Comparison of the six months ended December 31, 2000 and the six months ended December 31, 1999.

     The Company realized revenues of $6,204 from product sales for the six months ended December 31, 2000, compared to $5,176 in the same period of 1999. The Company did not have any other significant income.

     Administrative expenses increased during the first six months of fiscal 2000 to $25,932 compared to $6,536 mostly due to professional fees. The professional fees consist mainly of consulting fees which increased from $4,060 in the first six months of fiscal 1999 to $24,217 in the six months ended December 31, 2000. This increase is primarily due to the increased use of consultants to assist the Company to accomplish its business plan. The Company expects this to continue at a similar rate for the next twelve months.

     Accounts receivable increased to $13,452 at the six months ended December 31, 2000, compared to $9,351 in the same period of 1999. Accounts payable increased dramatically by $10,573 in the six months ended December 31, 1999, compared to $22,467 in the six months ended December 31, 2000. The increase in accounts payable is primarily due to the use of consulting services. Finally, the increase in the total deficit from inception through the six months ending at December 31, 2000, was $336,691 compared to $123,491 for the same period in 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     Since the Company's last report for the quarter ended September 31, 2000, the Company has not issued or sold any securities which are not registered under the Securities Act of 1933.

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

                                     Novamex USA, Ltd.

September 10, 2001                   By: /s/ Karim Menassa
                                     --------------------------------
                                     President


September 10, 2001                   By: /s/ Jean-Francois Welch
                                     -------------------------------
                                     Secretary