Form 10QSB
period 2001-03-31
NOVAMEX USA LTD
filed 2001-12-05
CIK 1117705

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
  March 31, 2001                                              0-30935

                              NOVAMEX USA LTD.
           (Exact name of registrant as specified in its charter)

                                   OREGON
       (State or other jurisdiction of incorporation or organization)

                                 98-0198290
                    (I.R.S. Employer Identification No.)

                            2281 Guenette street
                Ville Saint-Laurent, Quebec, Canada H4R 2E9
                  (Address of principal executive offices)

                               (514) 339-9355
            (Registrant's telephone number, including area code)

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

     Common stock, par value $.001; 10,500,000 shares outstanding as of August 1, 2001.


ITEM 1.  FINANCIAL STATEMENTS

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (in U.S. dollars)
--------------------------------------------------------------------------
               ASSETS

                                                     March 31      June 30
                                                         2000         2000
                                                   -----------  -----------
CURRENT ASSETS
  Cash                                             $   22,400   $   12,929
  Accounts receivable                                   6,012       17,952
  Advances to a related company                             -          250
  Advances to directors non-interest bearing and
   without specific terms of repayment                      -        7,798
  Research and development tax credit receivable        5,352        5,698
  Prepaid expenses                                          -          978
                                                   -----------  -----------

EQUIPMENT - net of amortization                        16,492       20,656

  Proprietary technology                                    1            1
                                                   -----------  -----------
                                                   $   50,257   $   66,262
                                                   ===========  ===========


               LIABILITIES

CURRENT LIABILITIES

  Accounts payable and accrued liabilities         $  388,149   $  286,668

  Due to an individual, non-interest bearing
   and without specific methods of repayments           5,875       65,246
                                                   -----------  -----------

               DEFICIENCY IN ASSETS

CAPITAL STOCK

  Preferred stock, $0.10 par value, 1,000,000
   shares authorized voting and participating,
   no shares outstanding                                    -            -
  Common stock, no par value, 100,000,000 shares
   authorized, voting and participating,
   10,500,000 issued and paid                             332          332
                                                   -----------  -----------
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE     (354,964)    (288,072)

ACCUMULATED OTHER COMPREHENSIVE INCOME                  7,452       (1,546)
                                                   -----------  -----------
                                                   $   50,257   $   66,262
                                                   ===========  ===========

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME AND DEFICIT (in U.S. dollars)
Period ending March 31
--------------------------------------------------------------------------

                                     From July 31,                      From July 31,
                                           1996                               1996
                                       (inception)                        (inception)
                                         through                            through
                            2001         March 31,          2000           March 31,
                  (3 months)  (9 months)    2001    (3 months) (9 months)     2001
EXPENSES
  Operating       $   8,369    $ 39,218  $ 158,539   $ 68,369   $ 89,183   $ 102,029
  Less research
   and development
  Tax credits             -           -     (5,698)         -          -           -
  Selling               379         665     20,201      1,749      7,210      16,180
  Administrative     14,646      40,578    432,252     20,746     27,283     126,833
  Financial             175         950      6,279      3,531      3,531       5,539
  Loss (gain) on
   foreign exchange  (6,329)     (8,349)    (8,349)    (3,824)    (3,824)     (3,590)
                  ----------  ---------- ---------- ---------- ----------  ----------
                     18,240      73,062    602,746     88,091    123,383     246,991

LESS revenue
 realized during
 development
 stage                  (33)      6,170    251,699    234,951    240,127     240,574
                  ----------  ---------- ---------- ---------- ----------  ----------
INCOME (LOSS)
BEFORE INCOME
TAXES               (18,273)    (66,892)  (350,777)   146,860    116,744       6,417

INCOME TAXES
 Current
  (recovered)             -           -        (98)         -          -         (98)
 Deferred                 -           -      4,285     30,363    (25,770)        675
                  ----------  ---------- ---------- ---------- ----------  ----------
NET INCOME (LOSS)   (18,273)    (66,892)  (354,964)   116,497     90,974       6,994

DEFICIT AT
BEGINNING OF
PERIOD             (336,691)   (288,072)         -   (123,491)   (97,968)          -
                  ----------  ---------- ---------- ---------- ----------  ----------
DEFICIT AT END
OF PERIOD         $(354,964)  $(354,964) $(354,964) $  (6,994) $  (6,994)  $  (6,994)

PER SHARE

 Loss per common
 share               (0.002)     (0.006)     (0.03)      0.01       0.01        0.01

 Weighted average
 number of common
 shares
 outstanding     10,500,000  10,500,000 10,500,000 10,500,000 10,500,000  10,500,000

NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
Period ending March 31
---------------------------------------------------------------------------

                                                  2001                  2000
                                         (3 months) (9 months) (3 months)  (9 months)
CASH PROVIDED BY (USED IN)

OPERATIONS
 Net loss                                $ (30,196) $ (66,892) $ 116,497   $  90,974

 Items not involving cash
 Amortization                                1,001      3,033          -           -
 Deferred income taxes                           -          -     30,363      25,770
                                         ---------- ---------- ----------  ----------
                                           (29,195)   (63,859)   146,860     116,744
Change in non cash operating
 working capital:
  Accounts receivable, advances to a
   related company and directors             7,000     19,191   (193,802)   (197,829)
  Income taxes receivable                        -          -          -           -
  Prepaid expenses                               -        959          -           -
  Accounts payable and accrued
   liabilities                              98,685    114,587     70,391      75,006
  Research and development tax credits
   receivable                                  180          -          -           -
  Advances from directors                        -          -          -           -
  Advances from an individual              (57,170)   (57,764)        29       9,450
                                         ---------- ---------- ----------  ----------
Net cash used in operating activities       19,500     13,114     23,478       3,371
                                         ---------- ---------- ----------  ----------
INVESTING

 Additions of equipment                          -          -    (23,107)    (23,898)
                                         ---------- ---------- ----------  ----------
Net cash used in investing activities            -          -    (23,107)    (23,898)
                                         ---------- ---------- ----------  ----------
FINANCING

 Change in bank loan                             -          -     10,320      30,598
                                         ---------- ---------- ----------  ----------
Net cash provided by financing
activities                                       -          -     10,320      30,598
                                         ---------- ---------- ----------  ----------
CASH INCREASE                               19,500     13,114     10,691      10,071

CURRENCY TRANSLATION ADJUSTMENT ON CASH      2,083     (3,643)    (2,112)        (73)

CASH AT BEGINNING OF PERIOD                    817     12,929      4,245       2,826
                                         ---------- ---------- ----------  ----------
CASH AT ENG OF PERIOD                    $  22,400     22,400     12,824      12,824
                                         ========== ========== ==========  ==========



NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
---------------------------------------------------------------------------
STATEMENT OF OTHER COMPREHENSIVE INCOME
(in U.S. dollars)
Period ending March 31
---------------------------------------------------------------------------

                                                 2001                   2000
                                         (3 months) (9 months) (3 months)  (9 months)
Balance at beginning of period           $    (317)    (1,546)    (4,214)     (2,626)

Effect of translation during period          7,769      8,998      7,606       6,018
                                         ---------- ---------- ----------  ----------
Balance at end of period                 $   7,452      7,452      3,392       3,392
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


                                     7

     The general hygiene kit is the only test kit currently commercialized and it has produced limited revenue since September of 2000. This kit does not require any special equipment and can be performed by anyone with minimal training. These tests have advantages over other popular hygiene tests that are often costly, difficult to interpret and may give variable or inconsistent results. This test currently represents the largest source of revenue for the Company. The Company is currently developing approximately six other test kits and has plans to research and develop three additional kits. The company is currently concentrating its efforts in the development of three rapid test kits, in order to increase its focus and chances of success.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had cash of $22,400 on hand. The Company has limited capital resources and is substantially dependent upon sales proceeds from the Company's general hygiene test kit to meet its capital requirements. Sales from the hygiene test kit are the only source of revenue and currently will not provide sufficient capital through the development stage. As a result, the Company may need to seek additional capital through traditional bank loans, a private offering of common stock or another form of debt or equity financing. If the Company is not successful in raising sufficient capital through any of the aforementioned options, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.

Results of Operations
---------------------
     Comparison of the three months ended March 31, 2001 and the three months ended March 31, 2000.

     During the third quarter of fiscal 2001, the Company's net cash used in operations was $19,500 compared to cash used in operations of $23,478 during the third quarter of fiscal 2000. The third quarter 2001 operating loss of $30,196 compared to an operating gain of $116,497 for the third quarter 2000 is due to the lack of sales revenue from sales of the general hygiene kit.

     The Company did not realize any revenues in the third quarter of fiscal 2001 compared to $234,951of revenue in the same quarter of 2000. The substantial decrease in revenue was due to the Company's increased efforts to research and develop other test kits and spending less time selling the general hygiene test kit. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts. The Company plans to deploy considerable effort in promoting the general hygiene test kit and signing new distribution agreements in different countries around the world during fiscal 2002.

     Administrative expenses decreased slightly from $20,746 in 2000 to $14,646 for the third quarter of 2001 while operating expenses decreased significantly from $68,369 in the third quarter 2000 compared to $9,369 in the same quarter of 2001. This change is directly related to the decrease in expenses related to sales of the general hygiene kit. The administrative and operating expenses are currently larger than the revenues due to the Company's accelerated efforts in research and development activities. The Company expects its operating expenses to stay at the current level for the next twelve months.



                                     8


     Comparison of the nine months ended March 31, 2001 and the nine months ended March 31, 2000.

     The Company realized revenues of $6,170 from product sales in the nine months ended March 31, 2001, compared to $240,127 in the same period of 2000. The Company did not have any other significant income in the first nine months of fiscal 2001.

     Administrative expenses increased during the nine months ended March 31, 2001 to $40,578 compared to $27,283 mostly due to professional fees, which consist mainly of consulting fees. As mentioned above, this increase is primarily due to the increased use of consultants to assist the Company to accomplish its business plan. The Company expects this to continue at a similar rate for the next twelve months.

     As of March 31, 2001, accounts receivable was $6,012, compared to accounts payable also at March 31, 2001, which was $388,149. The increased imbalance of accounts receivable to accounts payable is a result of the Company's development stage operations. The efforts have been placed on research and development of test kits. As a result, the increase in the total deficit from inception through the nine months ending March 31, 2001, was $354,964 compared to $123,491 for the same period in 2000.

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



                                     9
Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K


     ITEM 1.  CHANGES IN CONTROL.

     On or about July 18, 2001, Dr. Ronald Simard and Dr. Ismail Fliss, directors of the Company and owners of approximately 6,900,000 restricted shares of the Company or 64% of the issued and outstanding shares, in a private transaction completed a stock purchase agreement in which they sold 6,250,000 of their restricted shares to 3477240 Canada Inc., a corporation incorporated under the Canadian Business Corporations Act . 3477240 Canada Inc., purchased the shares for USD$97,380.

      3477240 Canada Inc., is now the controlling shareholder of the Company owning approximately 59% of the issued and outstanding shares. The president and beneficial holder of 3477240 Canada Inc., Karim Menassa is an officer and director of the Company's wholly owned subsidiary, Novamex Diagnostic Ltd., and is therefore considered to be a related party.

ITEM 6. RESIGNATION OF DIRECTORS

     In connection with the change in control reported herein, the Company has accepted the resignation of Ronald Simard and Ismail Fliss from the Company's board of directors. Mssrs. Simard and Fliss will continue to hold other positions within the Company until such time as they are replaced by the board of directors. Neither resignation letter reported any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

     The vacancies created by the resignation of Ronald Simard and Ismail Fliss will be filled in accordance with the Company's bylaws and the laws of the State of Oregon at a future date.

     (B) Exhibits. The following exhibits are included as part of this report:

          None










                                     10

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              Novamex USA, Ltd.


November 30, 2001             By: /s/ Karim Menassa
                              --------------------------------
                              President


November 30, 2001             By: Jean-Francois Welch
                              -------------------------------
                              Secretary














                                     11