Form 10QSB
period 2001-09-30
NOVAMEX USA LTD
filed 2002-10-01
CIK 1117705

United States
                 Securities and Exchange Commission
                       Washington, DC 20549

                            FORM 10-QSB

             Quarterly Report Under Section 13 or 15(d) of
               the Securities Exchange Act of 1934

For the Quarter Ended                    Commission File Number
September 30, 2001                       0-30935

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__Yes   X No



State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 10,500,000 shares outstanding as of August 1, 2001.


PAGE 1








ITEM 1.  FINANCIAL STATEMENTS
Consolidated balance sheet  (In U.S. dollars)
As at September 30

ASSETS
                                      Sept 30, 2001     Sept 30, 2000
CURRENT ASSETS
Cash                                          1,806             5,711
Accounts receivable                           8,196            18,964
Research and development tax
credit receivable                             4,829             5,611
Prepaid expenses                                -                 482
                                             -------           -------
                                             14,831            30,768
EQUIPMENT - net of amortization              15,698            19,325
INTANGIBLE ASSET
 Proprietary technology                           1                 1
                                            -------          ----------
                                           $ 30,530          $ 50,094
                                           ========          =========

LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued charges       87,977           288,339
  Due to related company                    337,972              -
                                            -------           ---------
                                            425,949           288,339
  Due to an individual, non-interest
  bearing and without specific methods
  of repayment                                  -              64,253
                                           --------          ---------
                                            425,949           352,592
DEFERRED INCOME TAXES
                                              4,398             3,578
                                          ----------         ---------
                                            430,347           356,170
DEFICIENCY IN ASSETS
CAPITAL STOCK
Preferred stock, $0.10 par value.
1,000,000 shares authorized, voting and
participating, no shares outstanding          -                  -


Common stock, no par value,
100,000,000 shares authorized, voting and
participating,
10,500,000 issued, outstanding and paid    $    332            $  332

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                          (421,584)         (306,701)
ACCUMULATED OTHER COMPREHENSIVE INCOME       21,435               293
                                           --------          ---------
                                           (399,817)         (306,076)
                                           ---------          ---------
                                           $ 30,530          $  50,094
                                           ========          ==========
PAGE 2




Consolidated statement of loss and deficit (In U.S. Dollars)

Three months ended September 30


                                     Sept. 30, 2001      Sept. 30, 2000



EXPENSES

    Operating                            $    3,501         $   16,704
    Administrative                           21,058              9,285
    Financial                                    26                101
   (Loss) gain on foreign exchange              626             (2,819)
                                            --------         ---------
                                             25,211             23,271



LESS revenues realized during
development stage                                -               4,642
                                           ---------           --------



LOSS BEFORE INCOME TAXES                    25,211              18,629


INCOME TAXES
     Deferred                                  -                   -
                                          ---------           ---------

NET LOSS                                    25,211              18,629


DEFICIT AT BEGINNING OF PERIOD             396,373             288,072
                                         ----------           ---------

DEFICIT AT END OF PERIOD                 $ 421,584          $  306,701
                                         =========           =========


PER SHARE

Loss per common share                        0.002              0.002


Weighted average number of common shares
Outstanding                            10,500,000          10,500,000
                                       ==========          ==========


PAGE 3



Consolidated statement of cash flows (in U.S. dollars)

Three months ended September 30



                                           2001               2000
                                        --------             -------
                                      (3 months)          (3 months)

CASH PROVIDED BY (USED IN)

OPERATIONS

   Net loss                          $  (25,211)          $  (18,629)

Items not involving cash
   Amortization                             780                1,032
   Deferred income taxes                     -                    -

Change in non cash operating
working capital:
   Accounts receivable                    6,748                7,036
   Income taxes receivable                  205
   Prepaid expenses                                              496
   Accounts payable and
    accrued charges                      (8,791)               1,671
   Research and development
    tax credits receivable                                        87
   Advances from related company          9,827                   -
   Advances from directors                                        -
   Advance from an individual               -                   (994)
                                       ----------            --------
   Net cash used in operating
     Activities                        (16,442)               (9,301)


INVESTING                                  -                     -

CASH INCREASE (DECREASE)               (16,442)               (9,301)

CURRENCY TRANSLATION ADJUSTMENT
  ON CASH                               16,652                 2,083


CASH AT BEGINNING OF PERIOD              1,596                12,929
                                      ---------              --------

CASH (DEFICIENCY) AT END OF PERIOD    $  1,806               $ 5,711
                                      =========              ========


CASH (DEFICIENCY) CONSIST OF:

    Cash                              $  1,806              $  5,711
                                      ========              =========

PAGE 4

Statement of other comprehensive income (in U.S dollars)
Three months ended September 30

                                         2001                   2000
                                       --------               -------
                                      (3 months)            (3 months)

Balance at beginning of period       $    4,830             $  (1,546)

Effect of translation during period      16,605                 1,839
                                      ----------             ---------

Balance at end of period             $   21,435             $     293


Consolidated operating, selling,
administrative and financial expenses
(in U.S. dollars)

Three months ended September 30

                                           2001                2000
                                        -----------          ---------
                                         (3 months)         (3 months)

OPERATING EXPENSES

  Amortization                            $   747              $  988
  Taxes and permits                           -                   494
  Rent                                        -                 2,108
  Salaries and fringe benefits              2,754               9,544
  Materials                                   -                 5,629
  Subcontracts                                -                    80
                                          ----------           --------
                                      $     3,501            $ 18,843

   Grants                                     -                (2,139)
                                          ----------           --------
                                            3,501              16,704
                                         =========            ========


ADMINISTRATIVE EXPENSES
   Amortization                       $        33           $      44
   Office expenses                            479                 698
   Professionnal fees                      19,784               8,137
   Registration and trustee fees              762                 406
                                         --------            ---------
                                           21,058               9,285

FINANCIAL EXPENSES

Interest and bank charges                      26                 101
                                          ========             =======



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

Test results are read visually using a colorimetric reaction. Moreover, these methods do not need any sophisticated equipment and may be carried out as field tests by workers having no laboratory training. The average cost for a test is between U.S. $4.50 and $7 per sample. The Company has developed timely, affordable tests that do not compromise accuracy. The Company's evaluation results have established 99.4% accuracy rating on many of its detection tests, although such accuracy ratings have been established by the Company in its controlled environment. The tests have a shelf life of approximately 14 months when stored at four degrees Celsius. Each test uses enzymes or colored particles coupled with specific antibodies. Any reaction between antibodies and antigens are revealed by adding a chromogenic substance (pigment producing micro-organism) to the sample. If a reaction has taken place, or in other words the test is positive, the test will yield a blue color that is visible to the naked eye.

The general hygiene kit is the only test kit currently commercialized and it has produced limited revenue since September of 2000. This kit does not require any special equipment and can be performed by anyone with minimal training. These tests have advantages over other popular hygiene tests that are often costly, difficult to interpret and may give variable or inconsistent results. This test currently represents the largest source of revenue for the Company. The Company is currently developing three test kits. The company is currently concentrating its efforts in the development of three rapid test kits, in order to increase its focus and chances of success.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company has limited capital resources and is substantially dependent upon sales proceeds from the Company's general hygiene test kit to meet its capital requirements and it is also dependent on shareholder advances. Sales from the hygiene test kit are the only source of revenue and currently will not provide sufficient capital through the development stage. As a result, the Company must seek additional capital through traditional bank loans, a private offering of common stock or another form of debt or equity financing. If the Company is not successful in raising sufficient capital through any of the aforementioned options, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.

Results of Operations
---------------------

Comparison of the three months ended September 30, 2001 and the three months ended September 30, 2000.

During the first quarter of fiscal 2002, the Company's net cash used in operations was similar to that of the previous years at $16,442 compared to cash used in operations of $9,301 during the first quarter of fiscal 2001. The first quarter 2002 operating loss of $25,211 compared to an operating loss of $18,629 for the first quarter 2001 is due to the continued lack of sales revenue from sales of the general hygiene kit or other test kits.

The Company did not realize any revenues in the first quarter of fiscal 2002 compared to $4,642 of revenue in the same quarter of 2001. The substantial decrease in revenue was due to the Company's increased efforts to research and develop other test kits and spending less time selling the general hygiene test kit. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts. The Company will, during fiscal 2002 deploy considerable effort in promoting the general hygiene test kit and signing new distribution agreements in different countries around the world.


Administrative expenses increased slightly from $9,285 in fiscal 2001 to $21,058 for the first quarter of 2002 while operating expenses decreased from $18,843 in the first quarter 2001 compared to $3,501 in the same quarter of 2002. This change is directly related to the decrease in expenses related to sales of the general hygiene kit. The administrative and operating expenses are currently larger than the revenues due to the Company's accelerated efforts marketing, researching and development activities. The Company expects its operating expenses to stay at the current level for the next twelve months.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	None.

Item 2.  Changes in Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

Since the Company's last report for the year ended June 30, 2001, the Company has not issued or sold any securities which are not registered under the Securities Act of 1933.


Item 3.  Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K

One current report on Form 8-K was filed by the Company on August 3, 2001, reporting a change in control.


(B) Exhibits.  The following exhibits are included as part of this
report:              None







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NOVAMEX USA, LTD


Date:           August 5, 2002                 /s/ Karim Menassa
                                             ----------------------
                                             Karim Menassa
                                             President

Date:            August 5, 2002              /s/ Jean-Francois Welch
                                             ----------------------
                                               Jean-Francois Welch
                                                   Secretary