Form 10QSB
period 2001-12-31
NOVAMEX USA LTD
filed 2002-10-01
CIK 1117705

United States
                    Securities and Exchange Commission
                       Washington, DC 20549

                            FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended                         Commission File Number
December 31, 2001	                                   0-30935


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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. ___ Yes   X No



State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 10,500,000 shares outstanding as of December 31, 2001.










ITEM 1.  FINANCIAL STATEMENTS
Consolidated balance sheet (in U.S. dollars)
As at December 31, 2001
                                              2001              2000
                                           ---------          ---------
ASSETS
CURRENT ASSETS
    Cash                                    $  4,386          $   817
    Accounts receivable                        5,997           13,452
    Research and development
      tax credit receivable                    4,785            5,809
                                            ---------          ---------
                                              15,167           20,078

EQUIPMENT - net of amortization               14,873           18,357
INTANGIBLE ASSET
   Proprietary technology                          1                1
                                            ---------          -------
                                           $  30,042       $   38,437
                                           =========        ===========

LIABILITIES
CURRENT LIABILITIES
   Accounts payable and accrued charges    $  94,632      $   284,339
   Due to related company                    346,756           22,761
                                           ----------       -----------
                                             441,388          307,100
   Due to an individual, non-interest
   bearing and without specific methods
   of repayment                                   -            64,425
                                           -----------        ----------
                                             441,388           371,525
DEFERRED INCOME TAXES                          4,368             3,587
                                            ---------          ---------
                                             445,756           375,112
                                             ========          =======
DEFICIENCY IN ASSETS
CAPITAL STOCK

Preferred stock, $0.10 par value.
1,000,000 shares authorized, voting
and participating, no shares outstanding

Common stock, no par value,
100,000,000 shares authorized, voting and
participating, 10,500,000 issued,
outstanding and paid                             332  $             332

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE                           (441,171)          (336,691)

ACCUMULATED OTHER COMPREHENSIVE INCOME        25,125               (317)
                                            ---------          ---------
                                            (415,714)          (336,676)
                                          $   30,042        $    38,436
                                           =========         ==========

Consolidated statement of income and deficit (in U.S. dollars)
Period ending December 31


                                2001                      2000
                          ------------------      ----------------------
                       (3 months)    (6 months)   (3 months)  (6 months)

EXPENSES

  Operating          $     897         $ 4,398    $  13,146    $ 29,850
  Selling                   -               -           286         286
  Administrative        18,966          40,024       16,647      25,932
  Financial                340             366          674         775
  Loss (gain) on
   foreign exchange       (17)             609          799      (2,020)
                       --------        ---------    ---------   --------
                       20,186           45,397       31,552      54,823

LESS revenues
realized during
development stage         599              599        1,562       6,204

LOSS BEFORE
INCOME TAXES           19,587           44,798       29,990      48,619




INCOME TAXES
Deferred                 -              -             -          -
                     ---------       ---------  ---------  --------
Net loss               19,587         44,798     29,990      48,619

Deficit, beginning
of period             421,584          396,373      306,702     288,072
                      --------         --------     --------    -------
Deficit, end
of period          $  441,171          441,171   $  336,692   $ 336,691
                   ===========         =======    =========    ========

Loss per
common share
0.002            0.004        0.003       0.005

Weighted average
number of common
shares outstanding  10,500,000      10,500,000   10,500,000   10,500,000
                    ==========      ==========   ==========   ==========











Consolidated statement of cash flows (in U.S. dollars)
Period ending December 31
                                  2001                    2000
                       (3 months)   (6 months)   (3 months)  (6 months)
                       -----------------------     ---------------------

CASH PROVIDED BY (USED IN)
OPERATIONS

Net loss             $ (19,587)     $ (44,798)  $ (29,990)   $ (48,619)
Items not
involving cash

 Amortization              770          1,550       1,001         2,033
 Deferred income taxes


Change in non cash
operating working capital:

Accounts receivable       2,199         8,947        5,512       12,548
Income taxes
Receivable                   44           249           -           -
Prepaid expenses                           -           482          978
Accounts payable and
accrued charges           6,655        (2,136)      18,761       20,432
Research and development
tax credits receivable                                (198)        (111)
Advances from related
Company                   8,783        18,610           -            -
Advances form directors                                 -            -
Advance from an
Individual                  -             -

           172         (822)
                         ---------     ---------    ---------  ---------
Net cash used in
operating activities     (1,136)      (17,578)      (4,260)     (13,561)

INVESTING                   -             -            -            -

CASH INCREASE (DECREASE) (1,136)

       (17,578)     (4,260)     (13,561)
CURRENCY TRANSLATION
ADJUSTMENT ON CASH        3,716         20,368        (634)       1,449

CASH AT BEGINNING
OF PERIOD                 1,806          1,596       5,711       12,929
                        --------        ------    --------      --------
CASH (DEFICIENCY)
AT END OF PERIOD        $ 4,386       $  4,386     $   817       $  817
                        =======       ========     =======       =======

CASH (DEFICIENCY)
CONSIST OF:
Cash                    $ 4,386       $  4,386     $   817       $  817
                        =======       ========     =======       ======

Statement of other comprehensive income (in U.S dollars)
Period ending December 31




                                2001                   2000
                     ----------------------    -----------------------
                     (3 months)  (6 months)   (3 months)    (6 months)




Balance at
beginning of period   $ 21,435    $ 4,830       $  293       $  (1,546)



Effect of translation
during period            3,690     20,295         (610)           1,229
                      ---------   --------       --------     ---------



Balance at end
of period            $  25,125   $ 25,125       $ (317)         $  (317)
                      ========   =========     =========        ========































Consolidated operating, selling, administrative and financial expenses (in U.S. dollars)
Period ending December 31


                                     2001                   2000
                          (3 months)  (6 months)   (3 months) (6 months)
                       --------------------------    -------------------

OPERATING EXEPENSES

Amortization                  $ 737      $ 1,484      $  959   $ 1,947
Taxes and permits                -            -          475       969
Rent                             -            -        3,088     5,196
Salaries and fringe
Benefits                         -         2,754       8,662    18,206
Materials                        78           78         (66)    5,563
Subcontracts                     82           82          (2)       78
                             -------     --------      ------    ------
                              $ 897      $ 4,397     $ 13,116 $ 31,959

Grants                           -           -             30   (2,109)
                             --------     -------     --------   ------
                              $ 897      $ 4,397     $ 13,146 $ 29,850
                             ======      =======     ========  ========


SELLING EXPENSES

Travelling                     -             -       $    286 $   286
                             ========     =======    ========  =======


ADMINISTRATIVE EXPENSES

Amortization                $    33      $    66      $    42 $    86
Office expenses                  86          565          359   1,057
Professionnal fees           18,129       37,913       16,080  24,217
Registration and
trustee fees                    718        1,480          166     572
                           ---------      -------      ------  -------
                           $ 18,966     $ 40,024     $ 16,647 $25,932


FINANCIAL EXPENSES

Interest and bank charges  $    340     $    366      $   674 $   775
                           ========      ========     ======= ========









ITEM 2.  Management's Discussion and Analysis of Financial Statements

This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may, "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

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

Liquidity and Capital Resources

At December 31, 2001, the Company has limited capital resources and is substantially dependent upon sales proceeds from the Company's general hygiene test kit to meet its capital requirements and it is also dependent on shareholder advances. Sales from the hygiene test kit are the only source of revenue and currently will not provide sufficient capital through the development stage. As a result, the Company is actively seeking additional capital through traditional bank loans, a private offering of common stock or another form of debt or equity financing. If the Company is not successful in raising sufficient capital through any of the aforementioned options, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.



Results of Operations

Comparison of the three months ended December 31, 2001 and the three months ended December 31, 2000.

During the second quarter of fiscal 2002, the Company's net cash used in operations was similar to that of the previous years at $1,136 compared to cash used in operations of $4,260 during the second quarter of fiscal 2001. The second quarter 2002 operating loss of $19,587 compared to an operating loss of $29,990 for the second quarter 2001 is due to the continued lack of sales revenue from sales of the general hygiene kit or other test kits.

The Company realized limited revenues of $599 in the second quarter of fiscal 2002 compared to $1,562 of revenue in the same quarter of 2001. The substantial decrease in revenue was due to (i) the Company's increased efforts to research and develop other test kits and spending less time selling the general hygiene test kit and (ii) the Company's continued efforts to find sufficient financing. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts as well as corporate development. The company will, during fiscal 2002 deploy considerable effort in promoting the general hygiene test kit and signing new distribution agreements in different countries around the world.

Administrative expenses increased slightly from $16,647 in the second quarter of fiscal 2001 to $18,966 for the second quarter of 2002 while operating expenses decreased from $13,146 in the second quarter 2001 compared to $897 in the same quarter of 2002. This change is directly related to the decrease in expenses related to sales of the general hygiene kit. The administrative and operating expenses are currently larger than the revenues due to the Company's accelerated efforts marketing, research and development activities. The Company expects its operating expenses to increase in the next twelve months due to the Company's commitment to marketing its products.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.


Item 2.  Changes in Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

Since the Company's last report for the year ended September 30, 2001, the Company has not issued or sold any securities which are not registered under the Securities Act of 1933.


Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K

A current report on Form 8-K was filed on December 5, 2001 which reported the change in certifying accountants.

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

                                       NOVAMEX USA, LTD


Date:   August 5, 2002                       /s/ Karim Menassa
                                           ----------------------
                                             Karim Menassa
                                              President

Date:   August 5, 2002                      /s/ Jean-Francois Welch
                                                -------------------
                                                Jean-Francois Welch
                                                     Secretary