Form 10QSB
period 2002-03-31
NOVAMEX USA LTD
filed 2002-10-01
CIK 1117705

United States
                              Securities and Exchange Commission
                                    Washington, DC 20549

                                       FORM 10-QSB

                          Quarterly Report Under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934

For the Quarter Ended   			           Commission File Number
March 31, 2002	                             		         0-30935

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

Common stock, par value $.001; 10,500,000 shares outstanding as of August
1, 2002.

ITEM 1.  FINANCIAL STATEMENTS

NOVAMEX USA LTD AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)
Consolidated balance sheet (in U.S. dollars)

As at march 31,
                                   	 		  2002  	    2001
ASSETS

CURRENT ASSETS
	Cash	 						$ 8,373	 $ 22,400
	Accounts receivable           		  3,779  	    6,012
	Research and development
	   tax credit receivable        		  4,767         5,352
				                   	-------	  -------
         							 16,919        33,764
EQUIPMENT - net of amortization          		 14,047        16,491

INTANGIBLE ASSET
Proprietary technology			                  1             1
          							--------	  --------
								$ 30,967	 $ 50,256
								========	  =======

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued charges          $  93,056   $  191,316
Due to related company		        		 346,465      196,832
								--------	 --------
        						       439,521      388,148
Due to an individual, non-interest
bearing and without specific
methods of repayment                  		    -           5,875
								--------	  -------
        							 439,521      394,023

DEFERRED INCOME TAXES			               4,163        3,413
								--------	  -------
        							 443,684      397,436

DEFICIENCY IN ASSETS

CAPITAL STOCK
Preferred stock, $0.10 par value. 1,000,000 shares authorized, voting and participating, no shares outstanding

Common stock, no par value, 100,000,000 shares
authorized, voting and participating,
10,500,000 issued, outstanding and paid        $     332  	     $ 332

DEFICIT ACCUMULATED DURING THE
DEVELOPMENT STAGE  			       	 (439,731)    (354,964)
ACCUMULATED OTHER COMPREHENSIVE INCOME            26,682         7,452
                                                ---------     --------
							       (412,717)     (347,180)
 								$  30,967 	  $  50,256
								=========      ========










NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Consolidated statement of income
and deficit (in U.S. dollars)
Period ending March 31
2002 2001
--------------------------------------------------
                               (3 months)    (9 months)   (3 months)  (9 months)
EXPENSES
Operating 				$  ( 1,051)      $  3,347   $  9,369    $ 39,218
Selling	                        -              - 		    379	    665
Administrative                       145		 40,169	 14,646	 40,578
Financial		                    32		    398	    175	    950
Loss (gain) on foreign exchange      110		    719	 (6,329)   	 (8,349)
						------	--------	   -------   -------
            			    (  764)     	 44,633 	 18,240      73,062
LESS revenues realized
during development stage  	       676          1,275      (   33)     6,170
					     -------	--------	 ----------	  -------

LOSS BEFORE INCOME TAXES         ( 1,440)        43,358      18,273     66,892

INCOME TAXES

Deferred					  -		     -		-		-
					    --------	  --------	    -------   -------

Net loss		               ( 1,440)		  43,358       18,273    66,892

Deficit, beginning of period     441,171		 396,373	   36,691	 288,072
					   ---------	 ---------	    -------	  -------

Deficit, end of period 		 $  439,731	     $ 439,731 	$ 354,964  $ 354,964
					============	=========	  ========= =========

Loss per common share	            0.004          0.002        0.006     0.006


Weighted average number of
common shares outsanding       10,500,000     10,500,000  10,500,000  10,500,000
					 ==========	     ==========	==========	=========
















NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Consolidated statement of cash flows (in U.S. dollars)
Period ending March 31,
                2002                       2001
       (3 months)    (9 months)    (3 months)   (9 months)

CASH PROVIDED BY (USED IN)
OPERATIONS
Net loss 			  $ 1,440      $ (43,358)    $ (18,273)   $ (66,892)
Items not involving cash
Amortization		      768		 2,318	   1,000	     3,033
Deferred income taxes
Change in non cash
operating working capital:
Accounts receivable         2,218		11,165	   6,643	    19,191
Income taxes receivable   (   249)          -             -              -
Prepaid expenses              		   - 		  (   19)          959
Accounts payable and
 accrued charges		  ( 1,576)		(3,712)	  94,155       114,587
Research and development
 tax credits receivable      					     111
Advances from related
 Company			  (   290)		18,320           -            -
Advances form directors					           -            -
Advance from an individual     -            - 		( 56, 942) 	 (  57,764)
                          ---------     ---------    ----------   ----------
Net cash used in
 operating activities       2,311	    ( 15,267)        26,675       13,114

INVESTING		           -              -              -            -

CASH INCREASE (DECREASE)    2,311       ( 15,267)        26,675       13,114


CURRENCY TRANSLATION
ADJUSTMENT ON CASH	    1,676		 22,044	  (  5,092)	   (  3,643)

CASH AT BEGINNING
OF PERIOD			    4,386		  1,596		 817	     12,929
                           -------	     --------       --------     --------

CASH (DEFICIENCY)
AT END OF PERIOD		  $ 8,373		$ 8,373	  $ 22,400	   $ 22,400
				  ========		=======	  ========	  =========

CASH (DEFICIENCY)
CONSIST OF:

Cash				  $ 8,373		$ 8,373	  $ 22,400	   $ 22,400
				  ======= 		=======       =========    ========







NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

Statement of other comprehensive income (in US dollars)
Period ending March 31

2002        2001
                        -------------------------      -----------------------
                      (3 months)     (9 months)       (3 months)   (9 months)

Balance at beginning
 of period			$ 25,125	  $ 4,830          $  (   317)   $ ( 1,546)

Effect of translation
 during period		   1,557	   21,852			 7,769	  8,998
                       ---------     ----------          ---------   -----------

Balance at end
 of period			$ 26,682	  $ 26,682		  $  	 7,452    $   7,452
                        =========     ========           ========    =========




































NOVAMEX USA LTD AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated operating, selling, administrative and
financial expenses (in U.S. dollars)
Period ending March 31
2002 2001
			          (3 months)    (9 months)   (3 months)    (9 months)

OPERATING EXEPENSES

Amortization		       $  734  	  $ 2,218 	   $   958 		$  2,904
Taxes and permits                 -            -            695           1,664
Rent					     -		-          2,039           7,234
Salaries and fringe benefits   (  662)        2,092       5,696          23,902
Materials                       1,015         1,093         (30)          5,533
Subcontracts				-		  82         -	            78
					  ------	   ---------    -------        -------
$  1,087	  $  5,485     $  9,358       $ 41,315

Grants                    	(  2,138)       (2,138)          11        (2,097)
                              --------      --------     --------       -------
      $( 1,051)  	   $  3,347    $  9,369       $ 39,218

SELLING EXPENSES

Travelling	          			-            -  		  379		     665
					 ========	    =======    =========	 ========
ADMINISTRATIVE EXPENSES

Amortization       		$     33	    $     99   $     43 	$     129
Office expenses				38             603        452          1,509
Professionnal fees		   ( 156)         37,757     14,151         38,368
Registration and trustee fees     230	       1,710        -              572
					  --------       -------    --------       -------
					$    145 	    $ 40,169   $ 14,646       $ 40,578
                              =========	     =======   =========      ========

FINANCIAL EXPENSES

Interest and bank charges 	$	32	    $    398   $    175       $    950
					========= 		======   =========	  =======















ITEM 2.  Management's Discussion and Analysis of Financial Statements

This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

General

Novamex USA Ltd. (the "Company"), was originally incorporated in the state of Oregon on February 12, 1991 under the name International Business Development Ltd. The Company was organized and authorized to pursue any lawful purpose or purposes. The Company amended its Articles of Incorporation on June 23, 1998, changing its name to Novamex USA Ltd. The Company has had limited revenues and is considered to be a "development stage company".

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

	The general hygiene kit is the only test kit currently commercialized and it has produced limited revenue since September of 2001. This kit does not require any special equipment and can be performed by anyone with minimal training. These tests have advantages over other popular hygiene tests that are often costly, difficult to interpret and may give variable or inconsistent results. This test currently represents the largest source of revenue for the Company. The Company is currently developing three test kits. The company is currently concentrating its efforts in the development of three rapid test kits, in order to increase its focus and chances of success.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash of $8,373 on hand. The Company has limited capital resources and is substantially dependent upon sales proceeds from the Company's general hygiene test kit to meet its capital requirements. Sales from the hygiene test kit are the only source of revenue and currently will not provide sufficient capital through the development stage. As a result, the Company may need to seek additional capital through traditional bank loans, a private offering of common stock or another form of debt or equity financing. If the Company is not successful in raising sufficient capital through any of the aforementioned options, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.

Results of Operations

Comparison of the three months ended March 31, 2002 and the three months ended March 31, 2001.

During the third quarter of fiscal 2002, the Company's net cash used in operations was similar to that of the previous years at $2,311 compared to cash used in operations of $26,675 during the third quarter of fiscal 2001. The third quarter 2002 operating gain of $1,440 compared to an operating loss of $18,273 for the third quarter of 2001 is due to the diminished operations and therefore expenses of the Company.

The Company realized limited revenues in the third quarter of fiscal 2002 and none in the same quarter of 2001. The absence of revenue was due to the Company's increased efforts to research and develop other test kits and spending less time selling the general hygiene test kit. The Company expects to continue to utilize any revenues generated by the Company to continue its research and development efforts. The company will, during fiscal 2002-2003 deploy considerable effort in promoting the general hygiene test kit and signing new distribution agreements in different countries around the world.

Administrative expenses decreased dramatically from $14,646 in 2001 to $145 for the third quarter of 2002 while operating expenses decreased significantly from $9,369 in the third quarter 2001 compared to none in the same quarter of 2002. This change is directly related to the decrease in expenses, itself related to the decrease in sales of the general hygiene kit. The administrative and operating expenses are currently larger than the revenues due to the Company's accelerated efforts marketing, research and development activities. The Company expects its operating expenses to stay at the current level for the next twelve months.


Comparison of the nine months ended March 31, 2002 and the nine months ended March 31, 2001.

The Company realized revenues of $1,275 from product sales in the nine months ended March 31, 2002, compared to $6,170 in the same period of 2001. The Company did not have any other significant income in the nine months of fiscal 2002.
Administrative expenses decreased slightly during the nine months ended March 31, 2002 to $40,169 compared to $40,578. The Company expects this to continue at a similar rate for the next twelve months.

As of March 31, 2002, accounts receivable was $3,779, compared to accounts payable also at March 31, 2002, which was $93,056. The increased imbalance of accounts receivable to accounts payable is a result of the Company's development stage operations. The efforts have been placed on research and development of test kits. As a result, the increase in the total deficit from inception through the nine months ending March 31, 2002, was $439,731 compared to $354,964 for the same period in 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	None.

Item 2.  Changes in Securities

	No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

	Since the Company's last report for the year ended June 30, 2002, the Company has not issued or sold any securities which are not registered under the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

	None



Item 4.  Submission of Matters to a Vote of Security Holders

	None

Item 5.  Other Information

	None
Item 6.  Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K

		One current report on Form 8-K was filed by the Company on August 3, 2002, reporting a change in control.


(B) Exhibits.  The following exhibits are included as part of this report:
		None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

Novamex USA, Ltd.

August 5th, 2002			  	By:
--------------------------------
President


August 5th, 2002			  	By:
-------------------------------
Secretary































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

Novamex USA, Ltd.


August 5th, 2002			  	By: _____________________
President


August 5th, 2002			  	By:______________________
Secretary


8